Form 10-K
period 2020-12-31
Ford Credit Auto Lease Trust 2019-B
filed 2021-03-24
CIK 1781819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a-non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐ Non-Accelerated Filer ☒	Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Ford Motor Credit Company LLC (“Ford Credit”) and U.S. Bank National Association (“US Bank”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Lease Trust 2019-B (the “Trust”). Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2020 and for the period from January 1, 2020 through December 31, 2020, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

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
(2)    Not applicable.
(3)    See Item 15(b) below.
(b)    Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Certificate of Formation of Ford Credit Auto Lease Two LLC (“FCAL Two”) (included in Exhibit 3.1 to the Registration Statement No. 333-208514, as filed with the Securities and Exchange Commission (the “Commission”) on February 17, 2016, which is incorporated herein by reference).
3.2	Second Amended and Restated Limited Liability Company Agreement of FCAL Two (included in Exhibit 3.2 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).
3.3	Amended and Restated Certificate of Formation of CAB East LLC (included in Exhibit 3.3 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).
3.4	Second Amended and Restated Limited Liability Company Agreement of CAB East LLC (included in Exhibit 3.4 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).
3.5	Amended and Restated Certificate of Formation of CAB West LLC (included in Exhibit 3.5 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).
3.6	Second Amended and Restated Limited Liability Company Agreement of CAB West LLC (included in Exhibit 3.6 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).

4.1	Indenture, dated as of July 1, 2019, between the Trust and US Bank, as indenture trustee (included in Exhibit 4.1 to the Trust’s Form 8-K filed under Commission File No. 333-231819-03, as filed with the Commission on August 1, 2019, which is incorporated herein by reference).
4.2	Third Amended and Restated Credit and Security Agreement, dated as of July 22, 2005, as amended and restated on September 1, 2019, among CAB East LLC, CAB West LLC, US Bank, Ford Credit and HTD Leasing LLC (included in Exhibit 4.1 to FCAL Two’s Form 8-K filed under Commission File No. 333-173928, as filed with the Commission on September, 3, 2019, which is incorporated herein by reference).
4.3	2019-B Exchange Note Supplement, dated as of July 1, 2019, to the Second Amended and Restated Credit and Security Agreement, dated as of July 22, 2005, as amended and restated December 1, 2015, among CAB East LLC, CAB West LLC, US Bank, HTD Leasing LLC and Ford Credit (included in Exhibit 4.3 to the Trust’s Form 8-K filed under Commission File No. 333-231819-03, as filed with the Commission on August 1, 2019, which is incorporated herein by reference).
10.1	Amended and Restated Trust Agreement, dated as of July 1, 2019, between FCAL Two and The Bank of New York Mellon, as owner trustee, and BNY Mellon Trust of Delaware, as Delaware trustee (included in Exhibit 4.2 to the Trust’s Form 8-K filed under Commission File No. 333-231819-03, as filed with the Commission on August 1, 2019, which is incorporated herein by reference).
10.2	Exchange Note Purchase Agreement, dated as of July 1, 2019, between Ford Credit and FCAL Two (included in Exhibit 10.2 to the Trust’s Form 8-K filed under Commission File No. 333-231819-03, as filed with the Commission on August 1, 2019, which is incorporated herein by reference).
10.3	Exchange Note Sale Agreement, dated as of July 1, 2019, between FCAL Two and the Trust (included in Exhibit 10.3 to the Trust’s Form 8-K filed under Commission File No. 333-231819-03, as filed with the Commission on August 1, 2019, which is incorporated herein by reference).
10.4	Third Amended and Restated Servicing Agreement, dated as of July 22, 2005, as amended and restated on September 1, 2019, among CAB East LLC, CAB West LLC, Ford Credit and HTD Leasing LLC (included in Exhibit 10.1 to FCAL Two’s Form 8-K filed under Commission File No. 333-173928, as filed with the Commission on September 3, 2019, which is incorporated herein by reference).
10.5	2019-B Servicing Supplement, dated as of July 1, 2019, to Second Amended and Restated Servicing Agreement, dated as of July 22, 2005, as amended and restated on December 1, 2015, among Ford Credit, CAB East LLC, CAB West LLC, and HTD Leasing LLC (included in Exhibit 10.5 to the Trust’s Form 8-K filed under Commission File No. 333-231819-03, as filed with the Commission on August 1, 2019, which is incorporated herein by reference).
10.6	Second Amended and Restated Administration Agreement, dated as of July 22, 2005, as amended and restated on December 1, 2015, among HTD Leasing LLC, US Bank and Ford Credit (included in Exhibit 10.6 to FCAL Two’s Form SF-3 filed under Commission File No. 333-231819, as filed with the Commission on May 30, 2019, which is incorporated herein by reference).
10.7	Administration Agreement, dated as of July 1, 2019, between the Trust and Ford Credit (included in Exhibit 10.7 to the Trust’s Form 8-K filed under Commission File No. 333-231819-03, as filed with the Commission on August 1, 2019, which is incorporated herein by reference).
10.8	Account Control Agreement, dated as of July 1, 2019, between the Trust and US Bank (included in Exhibit 10.8 to the Trust’s Form 8-K filed under Commission File No. 333-231819-03, as filed with the Commission on August 1, 2019, which is incorporated herein by reference).
10.9	Titling Company Account Control Agreement, dated as of July 1, 2019, between CAB East LLC, CAB West LLC and US Bank (included in Exhibit 10.9 to the Trust’s Form 8-K filed under Commission File No. 333-231819-03, as filed with the Commission on August 1, 2019, which is incorporated herein by reference).
10.10	Asset Representations Review Agreement, dated as of July 1, 2019, among Ford Credit, the Trust and Clayton Fixed Income Services LLC, as Asset Representations Reviewer (included in Exhibit 10.10 to the Trust’s Form 8-K filed under Commission File No. 333-231819-03, as filed with the Commission on August 1, 2019, which is incorporated herein by reference).
31.1	Certification of Ford Credit pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for Ford Credit.
33.2	Report on Assessment of Compliance with Servicing Criteria for US Bank.
34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Ford Credit.
34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to US Bank.
35.1	Servicer Compliance Statement of Ford Credit.
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

March 24, 2021